Form 10QSB
period 1997-03-31
JEC LASERS INC
filed 1997-05-13
CIK 354697

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    Form 10-QSB

                                                    (Mark One)
                                    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                      (For the Quarter ended March 31, 1997)

                                          Commission File Number 1-12689

                           Genisys Reservation Systems, Inc. And Subsidiary
                                          (formerly Robotic Lasers, Inc.)
                       (Exact Name of registrant as specified in its charter)

                                               New Jersey 22-2719541
                            (State or other jurisdiction of (I.R.S. employer
                          incorporation or organization) Identification no.)

                               2401 Morris Avenue, Union, New Jersey 07083
                           (Address of principal executive offices) (Zip Code)

                                                  (908) 810-8767
                                  Issuer's Telephone Number including Area Code


  Checkwhether  the  issuer:  (1)  filed  all  reports  required  to be filed by
       Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X No

                            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                      Yes No

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997: 4,330,594 shares of Common Stock (as adjusted for stock split)

                   Transitional Small Business Disclosure Format (check one)

                                                     Yes X No

                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         ( A development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                          Three Months Ended                         Development  Stage
                                                       March 31           March 31               Activities ) to
                                                           1997              1996                  March 31, 1997
                                                     --------------    ----------------            --------------


REVENUES AND EXPENSES DURING
      THE DEVELOPMENT STAGE
           Revenue                                   $       --        $        --               $      --
                                                      ---------------   --------------------      --------

           Expenses:
               General and Administrative                 215,017               178,859              1,572,713
               Depreciation and Amortization               31,872                18,662                148,380
               Interest Expense, net                       46,818                22,148                217,617
                                                     ------------      ----------------          -------------
                                                         293,707               219,669              1,938,710
                                                     -----------       ---------------            -----------

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                           ($293,707)         ($    219,669)           ($1,938,710)
                                                     ==========        ===============           ============


NET (LOSS) PER COMMON SHARE                          ($    .09    )    ($      .08        )      ($     .83      )


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                       3,420,594            2,816,075                2,326,427
                                                     ==========        =================         ===========




                                  See Accompanying Notes to Financial Statements

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                          A Development Stage Enterprise
                                            CONSOLIDATED BALANCE SHEETS


                                                                       March                     December
                                                                       31, 1997                  31, 1996
                                                                       --------                  --------
                                                                     (unaudited)

                                                       ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                      $ 4,678,552               $    91,548
        Prepaid Expenses                                                     1,235                     1,081
                                                                        --------------           -------------
         Total Current Assets                                             4,679,787                    92,629

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION OF $80,221and $65,102                                    226,205                   235,285

OTHER ASSETS
       Computer software costs, less accumulated
            amortization of $45,748 and $35,215                               332,638                   312,171
       Deferred offering costs                                                  --                      153,210
       Debt issue costs, less accumulated amortization
            of $15,653 and $10,957                                             40,697                    45,393
       Deposits and Other                                                      64,850                    64,910
                                                                       --------------                -----------
                                                                          $ 5,344,177                 $ 903,598
                                                                       -----------                    ---------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
      Current maturities of long-term debt                             $    214,089                    $ 161,282
      Accounts payable and accrued expenses                                 605,576                      304,490
      Due to related parties                                                 36,152                       29,652
      Accrued interest payable - related parties                            117,831                       95,748
      Accrued consulting fees - related parties                             130,067                       101,500
                                                                           ------------                ----------
         Total current liabilities                                        1,103,715                       692,672

LONG-TERM DEBT:
     Long-term debt, less current maturities                                 954,219                     1,009,757
     10% Promissory notes payable                                            563,500                       563,500
     Convertible notes payable                                                   ---                        30,000
                                                                       ------------------              -----------
         Total Liabilities                                                2,621,434                      2,295,929
                                                                       ------------                       ---------

COMMITMENTS:
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 Par Value: 25,000,000
         Shares Authorized; None Outstanding
     Common Stock, $.0001 Par Value; 75,000,000
          Shares Authorized; 4,330,594 and 3,280,594
               Shares Issued and Outstanding                                   433                            328
     Additional Paid in Capital                                          4,661,020                        252,344
     Deficit Accumulated During the Developmental Stage                ( 1,938,710)                    (1,645,003)
                                                                       ------------                    ----------
         Total Stockholders' Equity (Deficiency)                         2,722,743                     (1,392,331)
                                                                       ------------                    ----------

                                                                       $ 5,344,177                     $   903,598
                                                                       ===========                     ===========


                                  See Accompanying Notes to Financial Statements

                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF CHANGES IN
                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                    (Unaudited)


                                                                                                                        Deficit
                                                                                                                   Accumulated
                                                                                                 Additional          During The
                                                                     Common Stock                Paid-In           Development
                                            Total             Shares                Par Value     Capital                 Stage


BALANCE - DECEMBER 31, 1996                 ($1,392,331)      3,280,594         $328             $   252,344        ($1,645,003)

CONTRIBUTION TO CAPITAL BY
     STOCKHOLDER/OFFICER                           19,700                                               19,700

PROCEEDS FROM PUBLIC OFFERING
     OF COMMON STOCK AND
     WARRANTS, LESS RELATED
     COSTS OF $1,264,419                       4,359,081      1,035,000          103              4,358,978

CONVERSION OF CONVERTIBLE
     NOTES PAYABLE TO
     COMMON STOCK                                  30,000          15,000            2                 29,998

NET LOSS                                    (    293,707)           ---            ---                   ---          (  293,707)
                                             -----------      ----------------- ---------        ------------------    ---------


BALANCE AT MARCH 31, 1997                   $2,722,743        4,330,594         $433             $4,661,020        ($1,938,710)
                                            ==========        =========         ----             ----------        ------------


                                  See Accompanying Notes to Financial Statements

                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)



                                                                                                                  Period from
                                                                                                                (Commencement of
                                                                                                                Development
                                                                                                               Stage Activities)
                                                     Three Months Ended           Three Months Ended               Through
                                                           March 31,                        March 31,              March 31,
                                                              1997                             1996                    1997
                                                     --------------------------     ----------------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                   ($  293,707)            ( $219,669)             ($1,938,710)
    Adjustment to Reconcile Net (Loss) to Net Cash
        Flows from Operating Activities:
          Depreciation and Amortization                             31,872                  18,662                   148,380
          Contribution of services rendered to capital               --                                              49,600
          Changes in operating assets and liabilities:
              Prepaid expenses                                     (  154)                    703               (     1,235)
              Other Assets                                           --                 (   1,979)              (    65,564)
              Accounts Payable and Accrued Expenses                351,736                 83,977                   839,387
                                                                 ------------            ------------            -------------

NET CASH FLOWS FROM
     OPERATING ACTIVITIES                                              89,747           (   118,306)            (     968,142)
                                                                -------------           ------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment and Software                      (    37,039)           (     55,975)             (     684,812)
                                                                -------                 -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and advances from related parties                         6,500                 --                          36,152
     Proceeds from Issuance of Notes Payable                        70,000                    75,00                 1,025,000
     Payments under Notes Payable                             (     65,000)                 --                     (   65,000)
     Payments under Computer Equipment Leases                (       9,195)              (   8,201)                (   72,271)
     Proceeds from sale and  lease-back                             --                      25,117                    294,644
     Proceeds from Issuance of Convertible Notes                    --                         --                      30,000
     Gross Proceeds from public offering of
         Common Stock and Warrants                               5,623,500                     --                   5,623,500
     Proceeds from sale of Common Stock                             --                      60,000                    110,000
     Contribution to capital - stockholder/officer                 19,700                    --                        96,400
     Proceeds from issuance of 10% Promissory
         Notes and Related Warrants                                 --                         --                     575,000
     Costs paid upon issuance of Promissory
         Notes and Related Warrants                                 --                        --                      (57,500)
     Deferred offering costs                                   ( 1,111,209)                  --                  (  1,264,419)
                                                                 ------------         --------------------        ------------

NET CASH FLOWS FROM
     FINANCING ACTIVITIES                                        4,534,296               151,916                    6,331,506
                                                               -----------           ------------                   -----------

NET CHANGE IN CASH                                               4,587,004          (     22,365)                   4,678,552

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                            91,548                22,613                        --
                                                              -------------       ---------------                     -------------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                             $ 4,678,552     $           24                        $4,678,552
                                                                ===========     ==============                       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                $                     $                            $   46,213
                                                                  -----                 ---------                    ------------
     Net liabilities assumed
         in reverse acquisition                                $       --             $   --                      $     14,087
                                                                     -----------   ------------------                  ------------
     Conversion of notes payable into common stock             $      30,000          $        --                 $     50,109
                                                                =============         ================             ============


                     See Accompanying Notes to Financial Statements

                               ENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         (A Development Stage Enterprise)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (unaudited)


Note 1            Basis of Presentation

                  The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

Note 2            Activities of the Company

                  The Company is a development stage Company and is developing a computerized limousine reservation and payment system for the business traveler. The Company anticipates that the proprietary software being developed will enable a system of limousine reservations to be completely computerized and operate without human intervention.

                  The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses. The Company expects to commence generating revenue from operations during the fiscal year ending December 31, 1997.

Note 3            Long-term Debt

                  Notes Payable --- Stockholder --- In February 1995, the Company signed an agreement with a then unrelated party pursuant to which the Company borrowed $500,000 as evidenced by a series of Convertible Promissory Notes. In September 1995, the Convertible Promissory Notes were converted into 841,455 shares of the Company's common stock and two Promissory Notes with principal amounts of $475,000 and $25,000, respectively. Such 841,455 shares had been contributed back to the Company by its original stockholders who acquired the shares in March 1994. For accounting purposes, such transaction has been treated as a 2 for 3 reverse stock split. The common stock issued upon conversion and the related debt discount ($13,406) have been recorded based upon their estimated fair values and that of the notes.

                  The $475,000 note is to be repaid in twelve equal quarterly installments commencing two years from the date of such note. This note bears interest at nine percent (9%) per annum payable quarterly. The $25,000 promissory note accrues interest at nine percent (9%) per annum (payable quarterly) and is convertible at the sole option of the note holder into 266,667 shares of common stock of the Company. Unless previously converted, this $25,000 note will be repaid by the Company in twelve equal quarterly installments commencing on April 1, 1998.

In December 1995, the Company and this stockholder signed an additional loan agreement whereby the stockholder agreed to loan the Company up to an additional $250,000. In December 1995, the stockholder loaned the Company $150,000 and, during the first quarter of 1996, the stockholder loaned the Company an additional $100,000. In November 1996, the stockholder converted these additional loans, totaling $250,000, into two 9% term notes ($237,500 and $12,500) and 420,728 shares of common stock of the Company. The common stock issued upon conversion and the related debt discount ($6,703) have been recorded based upon their estimated fair values and that of the notes. The $237,500 note is to be repaid in 12 equal quarterly installments commencing two (2) years from the date of such note. The $12,500 note is convertible into 133,333 shares of common stock of the Company. Unless previously converted, this $12,500 note will be repaid by the Company in twelve equal quarterly installments commencing on April 1, 1998.

                  Total borrowings from the stockholder totaled $750,000 at December 1996. The Company has not paid any interest under these loan agreements to date. In February 1997, the stockholder agreed that interest payments on its notes, which were in default, would be deferred until September 1997. The stockholder also waived any defaults on the notes through February 1997.

                  Notes Payable --- Related Party --- During November and December 1996, the Company and Loeb Holding Corporation signed four 18 month Promissory Notes whereby Loeb Holding Corporation loaned the Company a total of $210,000. Such notes bear interest at 10% and mature in May and June 1998.

Note 4            Computer Equipment Leases

                  In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements with LTI Ventures Leasing Corporation (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months at a monthly rental totaling $11,960.

                  As a consideration for entering into the aforementioned agreements with the Company, LTI was granted warrants to purchase a maximum of 22,098 shares of Common Stock of the Company at an exercise price of $2.00 per share.

Note 5            Stockholders' Equity

                  Cancellation of Shares --- In August 1996, the Company gave notice to one of its former officers, Mr. Steven E. Pollan, that it was canceling the 333,216 shares of Common Stock issued to him at the inception of Corporate Travel Link, Inc. for services he was to have provided. The Company believes that Mr. Pollan never provided such services; Mr. Pollan has informed the Company, however, that he will contest any attempt to cancel his shares. (See Note 6 for information concerning litigation commenced by Mr. Pollan). Pending return of the shares, they are considered outstanding for all periods presented herein.

                  Public Offering of Securities --- On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant. Total proceeds from the public offering, net of related costs of $1,264,419, were $4,359,081.

                  Each redeemable warrant is exercisable for a period of 48 months, commencing September 20, 1997 and entitles the holder to acquire one share of common stock at $5.75 (Class A) or $6.75 (Class B) per share. Commencing March 20, 1998, the Company will have the right at any time to redeem all, but not less than all, of the Class A or Class B warrants at a price equal to $.20 per Class A warrant and $.10 per Class B warrant, provided that the closing bid price of the common stock equals or exceeds $6.25 (Class A) or $7.25 (Class B) per share for any twenty trading days within a period of thirty consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

Note 6            Contingencies

                  On February 20, 1997, two individuals filed an action against the Company, Corporate Travel Link and Robotic Lasers in the Superior Court of New Jersey seeking, among other things damages in the amount of 8% of any financing secured by Corporate Travel Link and 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Corporate Travel Link in 1995. The claim for monetary damages is based upon an alleged written agreement between Corporate Travel Link and plaintiffs, while the claim for the shares of the Company's Common Stock is based upon alleged oral representations and promises made by officers of Corporate Travel Link. The Company believes that the plaintiff's claim are without merit and intends to vigorously defend the action and to assert numerous defenses in its answer.

                  On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Corporate Travel Link, the officers of both companies, and various related parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Corporate Travel Link for services he was to have provided (see Note 5) and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.


                                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                  The Company is in the development stage, has not yet generated any revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operational losses over the next several fiscal quarters. The Company does not expect to generate any revenues from operations until 3rd quarter 1997. As reflected in the accompanying financial statements, the Company has incurred losses totaling $1,938,710 since inception and at March 31, 1997, had working capital of $3,576,072.

                  Selling, general and administrative expenses were $215,017 for the three months ended March 31, 1997, as compared to $178,859 during the three months ended March 31, 1996. Payroll and payroll-related costs decreased approximately $15,000 during 1997. Cost increases during the 1997 period consist of consulting fees ($10.00), professional fees ($13,000), insurance costs ($10,000), and other administrative costs ($22,000). Travel costs decreased $5,000 during the 1997 period.

Liquidity and Capital Resources

                  The Company's funds have principally been provided from Loeb Holding Corp. as escrow agent, Loeb Holding Corp., LTI Ventures Leasing Corporation, a private offering and a public offering, as described below.

                  In September 1995, Loeb Holding Corp. as escrow agent (Loeb) agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000. In addition, Loeb loaned the Company an additional $150,000 in December 1995, $80,000 during the three months ended March 31, 1996, and $20,000 in April 1996. Total loan proceeds to date are $750,000.

                  In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements with LTI Ventures Leasing Corporation (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration for the sale, the Company received a total of $295,000 and agreed to lease back the hardware and software for initial terms of 24 to 30 months at a monthly rental totaling $11,960.

                  Pursuant to a private offering, the Company issued 11.5 units to various unrelated third parties in May and June 1996. Each $50,000 unit consists of a $49,000 promissory note and 25,000 Class A redeemable Common Stock purchase Warrants valued at $1,000 per unit. Each warrant entitles the holder to purchase one share of the Company's common stock at $5.75 per share. Total proceeds received from this offering were $575,000 and warrants to purchase 287,500 shares of the Company's common stock were issued.

                  During November and December 1996, the Company and Loeb Holding Corporation signed four 18 month Promissory Notes whereby Loeb Holding Corporation loaned the Company a total of $210,000.
Such Notes bear interest at 10% and mature in May and June 1998.

                  In February 1997, in order to raise additional working capital for the Company, Joseph Cutrona, President of the Company, sold a total of 9,850 shares of restricted Common Stock owned by him to six (6) unaffiliated third parties at a price of $2.00 per share for the total proceeds of $19,700, which Mr. Cutrona remitted to the Company in the form of a capital contribution. Mr. Mark A. Kenny used 4925 of his own shares of restricted Common Stock to reimburse Mr. Cutrona for one-half of the number of shares sold by Mr. Cutrona.

                  In February and march 1997, the Company borrowed a total of $65,000 from three unaffiliated third parties pursuant to three eighteen (18) month Promissory Notes bearing interest of 10% per annum payable at maturity. These notes which were secured by 16,250 shares of the Company's restricted Common Stock owned by Joseph Cutrona and 16,250 shares owned by Mark A. Kenny, were repaid on March 31, 1997.

                  On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $0.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant resulting in net proceeds to the Company of $4,657,445.

                  At March 31, 1997, the Company had cash of $4,678,552 and working capital of $3,576,072. Management of the Company estimates that it has sufficient resources to provide for its planned operations of the next twelve months.


PART II           OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K

                  (b) Reports on Form 8-K

                  NONE

SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENISYS RESERVATION SYSTEMS, INC.
                                             (formerly Robotic Lasers, Inc.)


Date: May 13, 1997                                   Joseph Cutrona
                                                     President



Date: May 13, 1997                                   John H. Wasko
                                                     Secretary, Treasurer and
                                                     Chief Financial Officer


Date: May 13, 1997                                   Warren D. Bagatelle
                                                     Chairman and Chief
                                                     Executive Officer